Form 10-K
period 2001-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 2000-D
filed 2001-12-28
CIK 1130764

-------------------------------------------
          OMB APPROVAL

-------------------------------------------
OMB Number             3235-0063
Expires:           June 30, 1997
Estimated average burden
hours per response       1711.00
-------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 2001
                          ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from _____________________ to ________________________


Commission file number  333-72621-06
                       -------------


Oakwood Mortgage Investors, Inc. OMI TRUST 2000-D
-------------------------------------------------
                   (Exact name of registrant as specified in its charter)

        North Carolina                                   56-6578066
 ------------------------------                     --------------------

 State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization


         c/o Wells Fargo Bank Minnesota, N.A.
         Attention:  Lawrence Rossiter
         MAC N 9311-161
         Sixth Street & Marquette Minneapolis, Minnesota                   55479
         -----------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (612) 667-3529
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            -----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                            -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]